Form 10-Q/A
period 2016-06-30
Finn Power Energy Corp
filed 2016-08-15
CIK 1672882

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-Q/A

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


This amendment corrects the accumulated deficit figure in the financial statements and elsewhere.

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
                                                     -----------

   Stockholders' Equity
       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding                           -
       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       20,000,000 shares issued and
       outstanding June 30, 2016              	          2,000

       Discount on Common Stock	                         (2,000)
       Additional paid-in capital              	            606
       Accumulated deficit                               (1,394)
                                                     -----------
          Total stockholders' deficit                    (1,856)
                                                     -----------
          Total liabilities and
             stockholders' deficit                  $        -
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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $1,856 during the period from April 4, 2016 (Inception) to June 30, 2016. The Company had a working capital deficit of $1,250 and an accumulated deficit of $1,856 as of June 30, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

     Former management paid all expenses incurred by the Company until the change in control is effected. There is no expectation of repayment for such expenses.


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